Form 10-K
period 2003-12-31
GS MORTGAGE SEC CORP MORT PASS THR CERT SER 2003-1
filed 2004-03-30
CIK 1216147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-10018-02

                         GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

            GSRPM Mortgage Pass-Through Certificates, Series 2003-1 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

GS MORTGAGE SECURITIES CORP
GSRPM Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------

PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicers or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 29.


Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.


Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

     Current Report on Form 8-K dated December 26, 2003 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 and Item 7.

(c) Exhibits to this report.

     Independent Accountant's Report filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for filed as Exhibit 99.2 herto.

     Annual  Statement of Compliance  filed as Exhibit 99.3 hereto.

d) Not applicable.

GS MORTGAGE SECURITIES CORP
GSRPM Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 26, 2004             By:   /s/ Janet Bell
      ----------------------             --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Chief Executive Officer

                            DEPOSITOR CERTIFICATION

     Re: GSRPM Pass-Through Certificates, Series 2003-1 (the "Trust"), issued pursuant to the Trust Agreement, dated as of January 1, 2003 (the "Trust Agreement"), among JPMorgan Chase Bank, as trustee (the "Trustee"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by GMAC Mortgage Corp. and Wilshire Credit Corporation, (the "Servicers") pursuant to the respective servicing agreement (the "Servicing Agreement")

I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.

     Date:  March 26, 2004
           --------------------------------

       By:   /s/ Janet Bell
            --------------------------------------
     Name:  Janet Bell
     Title: Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

99.1    Independent Accountant's Report

        Wilshire Credit Corporation, as Servicer and Master Servicer GMAC Mortgage Corporation, as Servicer

99.2    Report of Management as to Compliance with Minimum Servicing  Standards

        Wilshire Credit Corporation, as Servicer and Master Servicer GMAC Mortgage Corporation, as Servicer

99.3    Annual  Statement of Compliance

        Wilshire Credit Corporation, as Servicer and Master Servicer GMAC Mortgage Corporation, as Servicer

                                  EXHIBIT 99.1
                         Independent Accountant's Report
                        -------------------------------

Deloitte & Touche LLP
Suite 3900
111 SW Fifth Avenue
Portland, OR  97204-3642
USA
Tel: +1 503 222 1341
Fax: +1 503 224 2172
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Wilshire Credit Corporation

     We have examined Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Wilshire Financial Services Group, Inc., compliance with its established minimum servicing standards described in the accompanying Management's Assertion on Minimum Servicing Standards, dated March 26, 2004 as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standands.

     Our examination disclosed the following material noncompliance with the Company's established minimum servicing standards set forth in Appendix 1, Item V.2, relating to interest rate adjustments on adjustable rate mortgage ("ARM") loans. In two of the thirty-five ARM loans selected for testing, the Company's calculations of the interest rate adjustments were not in accordance with the related mortgage notes and any ARM rider.

     In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 as set forth in Appendix I.


By:  /s/ Deloitte & Touche LLP
---------------------------

March 26, 2004

PriceWaterhouseCoopers
Boston, MA




                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Auditors

To the Board of Directors and Stockholder
GMAC Mortgage Corporation:

     We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management asssertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Company's compliance with the standards.

     In our opinion, management's assertion, that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers LLP
-------------------------------

March 24, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------

WILSHIRE CREDIT CORPORATION




                            MANAGEMENT'S ASSERTION ON
                           MINIMUM SERVICING STANDARDS

As of and for the year ended December 31, 2003, Wilshire Credit Corporation has complied, in all material respects, (except to the extent as decribed in the following paragraph) with Wilshire Credit Corporation's established minimum servicing standards for residential mortgages loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

Our auditors have concluded that 2 out of 35 ARM loans selected for testing had adjustments that were not in accordance with the related mortgage notes and any ARM rider.

As of and for this same period, the Wilshire Credit Corporation had in effect an errors and omissions policy in the amount of $5,000,000. Wilshire Credit Corporation had in effect a fidelity bond in the amount of $10,000,000 from January 1, 2003 through September 30, 2003 and in the amount of $20,000,000 from October 1, 2003 through December 31, 2003.



By:  /s/ Jay Memmott
-------------------------------------------------
Jay Memmott, President and Chief Executive Officer
Wilshire Credit Corporation
March 26, 2004

By:  /s/ Stephen P. Glennon
-------------------------------------------------
Stephen P. Glennon, President and Chief Financial Officer
Wilshire Credit Corporation
March 26, 2004

By:  /s/ Ken Frye
-------------------------------------------------
Ken Frye, Senior Vice President
Wilshire Credit Corporation
March 26, 2004




APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

GMAC Mortgage


                                                                     Exhibit I
                      Management's Assertion on Compliance
                     with USAP Minimum Servicing Standards


March 19, 2004

     As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

     As of and for this same period, the Company had in effect a fidelity bond and an error and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.


/s/ David Applegate
-----------------------
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp


/s/ Ralph Hall
-----------------------
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

                                 EXHIBIT 99.3
                        Annual Statement as to Compliance
                        -------------------------------
                                      -14-

Wilshire Credit Corporation
Payments
P.O. Box 30040, Los Angeles, CA 90030-0040
or P.O. Box 650314, Dallas, TX  75265-0314
Correspondence
P.O. Box 8517, Portland, OR  97207-8517
Phone
(503) 952-7947
(888) 502-0100
Fax
(503) 952-7476
Web Site
www.wfsg.com

March 15, 2004

JP Morgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004-2477
Attn:  Thomas Venusti


            CERTIFICATION TO BE PROVIDED TO TRUSTEE BY THE SERVICER

     Reference is made to each reconstituted servicing agreement listed on Exhibit A hereto (each, an "Agreement") entered into by Wilshire Credit
Corporation  (the  "Servicer").  I,  Heidi  Peterson,  a Vice  President  of the
Servicer, hereby certify to JPMorgan Chase Bank, (the "Trustee") and its respective officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

1. I have reviewed the information required to be delivered pursuant to the Agreement (the "Servicing Information").

2. Based on my knowledge, the Servicing Information does not contain any material untrue information or omit to state information necessary to make the Servicing Information, in light of the circumstances under which such information was provided, not misleading as of the date of this certificaton;

3. Based on my knowledge, the Servicing Information has been provided when as as required under each Agreement; and

4. A review of the activities of the relevant Servicer during such preceeding calendar year and of performance under this Agreement has been made under such officers' supervision, and ot the best of such officer's knowledge, based on such review, the relevant Servicer has fulfilled all its obligations under this Agreement for such year.


WILSHIRE CREDIT CORPORATION

By:  /s/ Heidi Peterson
--------------------------------------
Name:   Heidi Peterson
Title:  Vice President, Client Relations



Exhibit A

1. (Wilshire Pool 157, GSRPM SERIES 2003-1) Trust and Servicing Agreement dated as of January 1, 2003, between GS Mortgage Securities Corp., as Depositor, Fairbanks Capital Corp., as a Servicer, Wilshire Credit Corporation, as a Servicer and Master Servicer, and JP Morgan Chase Bank, Trustee.

March 15, 2004

JPMorgan Chase Bank
Attn:  Thomas Venusti
4 New York Plaza - 6th Floor
New York, NY  10004

RE:  Officers Statement of Compliance
     Year Ending 2003

     We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:

1.   A  review  of the  activities  of the  Seller/Servicer  and of  performance
     according  to  the   Seller/Servicer   contract  has  been  made  with  the
     undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, he Seller/Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 5060J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.

5.   All property inspections have been completed as required.

6.   Compliance relative to Adjustable Rate Mortgages has been met.

7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer:       GMAC Mortgage Corporation

By:             /s/ Michael Kacergis
                ------------------------
Name:           Michael Kacergis

Title:          Manager, Operations Risk Management